Form 10-Q
period 1995-12-12
VALUE MERCHANTS INC
filed 1995-12-15
CIK 814228

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number 1-10973

               VALUE MERCHANTS, INC.
(Exact name of registrant as specified in its charter)

     Wisconsin                     39-1103185
(State of other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)


          710 North Plankinton Avenue
          Milwaukee, Wisconsin  53203
(Address of principal executive officers, including zip code)

               (414) 274-2575
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                           No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

4,357,815 shares of common stock, $.01 par value, were outstanding at December 8, 1995.

VALUE MERCHANTS, INC. AND SUBSIDIARY

INDEX

                                             Page
Part I. Financial Information                Number

Item 1. Financial Statements:                     3

Condensed Consolidated Balance Sheets
as of October 28, 1995, July 1, 1995
(unaudited), and January 28, 1995
(audited)                                         5

Condensed Consolidated Statements of
Operations for the third quarter and
nine months ended October 28, 1995
and October 29, 1994 (unaudited)                  6

Condensed Consolidated Statement of
Shareholders' Investment for the five
months ended July 1, 1995 and four
months ended October 28, 1995 (unaudited)         7

Condensed Consolidated Statements
of Cash Flows for the nine months
ended October 28, 1995 and October
29, 1994 (unaudited)                              8

Notes to Condensed Consolidated
Financial Statements (unaudited)                  9

Item 2. Management's Discussion and
Analysis of Financial Condition and
Results of Operations                             15


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

               PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

The condensed consolidated financial statements included herein have been included by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This information is unaudited but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of Company management, are necessary for a fair presentation of the results for such periods.

On December 13, 1993, Value Merchants, Inc. ("VMI") and its wholly-owned subsidiary, Everything's A Dollar, Inc. (collectively, the "Company") filed petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Easter
District of Wisconsin (the "Court"). The Company filed its Plan of Reorganization (the "Plan") with the Court on November 23, 1994. Various revision to this Plan were submitted to the Court and the Plan was ultimately approved by the Company's creditors, subsequently confirmed by the Court on June 15, 1995 and became effective on June 27, 1995. The Company accounted for the reorganization as of July 1, 1995 and accordingly on that date implemented the required accounting for entities emerging from Chapter 11 in accordance with the American Institute of Certified Public Accountants'
(AICPA) Statement of Position 90-7, "Financial
Reporting by Entities in Reorganization Under the
Bankruptcy Code" (SOP 90-7). Accordingly, the financial statements of the Company subsequent to July
1, 1995 are not comparable to any financial statements prior to July 1, 1995.

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year, particularly in view of the seasonal nature of the Company's business. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended January
28, 1995 included in the Company's Form 8-K as of June
15, 1995 and the July 1, 1995 "Fresh Start" balance sheet included in the Form 8-K as amended, as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses from operations and experienced resulting cash flow deficiencies and liquidity constraints. Accordingly, substantial doubt exists as to the Company's ability to continue as a going concern. The accompanying financial statements do not included any adjustments that might result from the outcome of these uncertainties. The asset and liability carrying amounts in the consolidated balance sheets do not purport to represent realizable or settlement values.

VALUE MERCHANTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
As of October 28, 1995 and July 1, 1995(Unaudited) and
January 28, 1995 (Audited)
(Dollars in thousands, except per share amounts)


THE ACCOMPANYING BALANCE SHEET AS OF OCTOBER 28,1995 IS NOT
COMPARABLE IN MATERIAL RESPECTS TO SUCH BALANCE SHEET AS OF ANY
DATE PRIOR TO JULY 1,1995, THE DATE THE COMPANY ADIPTED "FRESH
START" ACCOUNTING IN ACCORDANCE WITH THE AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS' (AICPA STATEMENT OF POSITION 90-7.
"FINANCIAL REPORTING BY ENTITIES IN REORGANIZATIONS UNDER THE
BANKRUPTCY CODE" (SOP 90-7).  IT IS SUGGESTED THAT THIS BALANCE
SHEET BE READ IN CONJUNCTION WITH THE JULY 1, 1995 BALANCE SHEET
FILED WITH THE COMPANY'S FORM 8-K AS AMENDED.
                 October 28,   July 1,|    January 28,
                        1995      1995|           1995
                                      |
ASSETS                                |
  Current assets:                     |
     Cash and cash equivalents        |
                     $1,796     $1,420|        $8,393
                                      |
     Accounts receivable, trade and other, less
  allowance for doubtful accounts of $109, 113 and
  125, respectively                   |
                        103         82|           438
                                      |
     Inventories     34,945     29,150|        34,377
                                      |
     Prepaid expenses and other current assets
                      1,488      3,994|         2,953
                                      |
     Refundable income taxes          |
                          -          -|           114
     Total current assets             |
                     38,332     34,646|        46,275
                                      |
  Leasehold improvements, furniture and equipment:
     Leasehold improvements|
                     14,874     14,832|        19,552
                                      |
     Furniture and equipment          |
                      7,558      7,570|        26,231
                     22,432     22,402|        45,783
                                      |
     Less:Accumulated depreciation and amortization
                     (1,515)         -|      (19,218)
                                      |
     Net leasehold improvements, furniture and equipment
                     20,917     22,402|        26,565
                                      |
     Other assets       545        400|           965
                                      |
                    $59,794    $57,448|       $73,805
                                      |
LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
                                      |
  Current liabilities:                |
     Short-term borrowings            |
                        $ -        $ -|       $19,951
                                      |
     Current maturities, long-term debt
                     16,210      6,743|             -
                                      |
     Accounts payable                 |
                      8,095      5,692|         3,602
                                      |
     Accrued liabilities              |
                      5,255      4,990|         8,253
                                      |
     Reorganization expenses payable  |
                      2,278      6,898|         4,061
                                      |
     Total current liabilities        |
                     31,838     24,323|        35,867
                                      |
     Long-term debt, net of current maturities
                     27,728     26,379|             -
                                      |
     Deferred credits                 |
                        233        246|         4,387
                                      |
     Liabilities subject to compromise
                          -          -|       141,156
                                      |
  Shareholders' investment (deficit): |
                                      |
     Cumulative preferred stock, par value $.10 per
     share, 2,000,000 shares authorized, none issued
                          -          -|             -
                                      |
     Common stock, par value $.01 per share, 15,000,000
     shares authorized, 4,235,295 and 8,092,994
     shares issued and outstanding, respectively
                         42         42|            81
                                      |
     Additional paid-in-capital       |
                      6,523      6,458|        53,349
                                      |
     Retained earnings (deficit)      |
                     (6,570)         -|      (160,922)
                                      |
     Unamortized value of restricted stock
                          -          -|          (113)
                                      |
     Total shareholders' investment (deficit)
                         (5)     6,500|      (107,605)
                                      |
                    $59,794    $57,448|       $73,805

<FN1>
The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

VALUE MERCHANTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the third quarter and nine months ended October 28, 1995 and October 29, 1994
(Dollars in thousands, except per share amounts)

              THIRD QUARTER              NINE MONTHS
          _________________  ___________________________
            1995      1994           1995           1994
          ________   ________   ________   ________   ________
          13 WEEKS   13 WEEKS   17 WEEKS   22 WEEKS   39 WEEKS
           ENDED      ENDED      ENDED      ENDED      ENDED
          Oct. 28,   Oct. 29,   Oct. 28,   July 1,    Oct. 29,
           1995         1994     1995     1995        1994
          ________   ________   ________   ________   ________
                   |                     |
Net sales          |                     |
           $29,048 |  $39,393    $37,026 |  $43,344    $113,955
                   |                     |
Cost of sales, including warehouse expenses
            17,816 |   24,222     22,724 |   26,392     69,004
                   |                     |
Gross profit       |                     |
            11,232 |   15,171     14,302 |   16,952     44,951
                   |                     |
Operating expenses:|                     |
                   |                     |
Selling and store expenses               |
            13,067 |   17,185     17,077 |   20,796     50,300
                   |                     |
General and administrative expenses      |
             2,187 |    2,947      2,932 |    4,399      9,909
                   |                     |
Total operating expenses                 |
            15,254 |   20,132     20,009 |   25,195     60,209
                   |                     |
Income (loss) from operations            |
            (4,022)|   (4,961)    (5,707)|   (8,243)   (15,258)
                   |                     |
Reorganization items                     |
              (522)|    2,206       (522)|      (17)     4,423
                   |                     |
Interest expense, net                    |
             1,096 |      945      1,385 |    1,150      2,932
                   |                     |
Loss before benefit from income taxes, extraordinary item
                   |                     |
            (4,596)|   (8,112)    (6,570)|   (9,376)   (22,613)
                   |                     |
Benefit from income taxes                |
                 - |       -           - |        -          -
                   |                     |
                   |                     |
Loss before extraordinary item           |
           $(4,596)|  $(8,112)   $(6,570)|   $(9,376) $(22,613)
                   |                     |
Extraordinary gains|                     |
                 - |         -         - |  (113,397)        -
                   |                     |
Net income (loss)  |                     |
           $(4,596)|  $(8,112)   $(6,570)|  $104,021  $(22,613)
                   |                     |
Income (loss) per share:                 |
                   |                     |
Loss before extraordinary item           |
            $(1.08)|  $(1.00)     $(1.55)|    $(1.16)   $(2.81)
                   |                     |
Extraordinary gains|                     |
              0.00 |       -           - |     14.01         -
                   |                     |
Net income (loss)  |                     |
            $(1.08)|  $(1.00)     $(1.55)|    $12.85    $(2.81)
                   |                     |
Weighted average common shares outstanding
         4,256,858 |8,093,000   4,251,791| 8,093,000 8,049,000

<FN1>
The accompanying notes to the consolidated financial statements are an integral part of these statements.

VALUE MERCHANTS, INC. AND SUBSIDIARY (Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(DEFICIT)(Unaudited)
For the five months ended  July 1, 1995 and four months ended
October 28, 1995
(Dollars in thousands, except share amounts)


                     Addit-               Unamortized
                     ional                Value of
 Common    Stock     Paid-in   Retained   Restricted
 Shares    Amount    Capital   Earnings   Stock       Total
_________  _______   _______   ________   ________    _______

BALANCE, January 28, 1995

 $8,092,994  $81     $53,349   $(160,922)   $(113)   $(107,605)

Net income                       104,021               104,021

Issuance of new equity interests in
 connection with emergence from Chapter 11:

Creditors
 4,023,556    40      10,019                        10,059

Previous Shareholders
   211,765     2         527                           529

Cancellation of the former equity interests
 interests under the plan of reorganization
(8,092,994)  (81)    (57,437)      56,901    113          (504)
_______________________________________________________________

BALANCE, July 1, 1995

 4,235,321    42       6,458            0      0          6,500

Net loss                           (6,570)               (6,570)

Issuance of common stock in connection
 with amendment of revolving credit
 agreement
   122,494     1          64                            65

BALANCE, October 28, 1995

 4,357,815   $43      $6,522      $(6,570)    $0            $(5)

<FN1>
The accompanying notes to the consolidated financial statements are an integral part of these statements.

VALUE MERCHANTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended October 28, 1995 and  October 29, 1994
(Dollars in thousands)


                              Nine Months
                   ____________________________________
                           1995                 1994

                   ____________________________________
                   17 WEEKS     22 WEEKS      39 WEEKS
                      ENDED        ENDED         ENDED
                October 28,      July 1,   October 29,
                       1995         1995          1994
                ___________    _________     _________
                          |
Cash Flows from Operating Activities
  Net income (loss)       |
                          |
                  $(6,570)|    $104,021      $(22,613)
                          |
  Adjustments to reconcile net income to net cash used
  in operating activities-|
     Depreciation and amortization
                    1,574 |       2,633         6,045
                          |
     Reorganization items |
                     (522)|         (17)        2,957
                          |
     Extraordinary gain   |
                        - |    (113,397)            -
                          |
     Change in operating assets and liabilities-
         (Increase) decrease in accounts receivable
                      (21)|         356           571
                          |
         (Increase) decrease in refundable income taxes
                        - |         114         3,482
                          |
         (Increase) decrease in inventories
                   (5,795)|       5,227        (8,718)
                          |
         (Increase) decrease in prepaid expenses and
         other current assets
                    2,506 |      (1,191)        1,595
                          |
         Increase (decrease) in accounts payable and
         accrued liabilities
                    2,668 |         917        (1,092)
                          |
         Change in assets of discontinued operations
                        - |           -         3,392
                          |
                          |
         Net cash used in operating activities
                   (6,160)|      (1,337)      (14,381)
                          |
                          |
Cash flows from investing activities:
  Sale of toy operations  |
                        - |           -        13,100
                          |
  Capital expenditures    |
                      (98)|         (55)         (520)
                          |
  Other, net              |
                       68 |           -             -
                          |
         Net cash provided by (used for) investing
         activities       |
                      (30)|         (55)       12,580
                          |
Cash flows from financing activities:
  Increase (decrease) in net short-term borrowings
                        - |      (5,081)       20,976
                          |
  Issuance of common stock|
                       65 |           -             -
                          |
  Payment of loan fees    |
                     (217)|           -           (83)
                          |
  Payment of long-term debt
                      (50)|           -             -
                          |
  Proceeds from long-term debt
                   10,866 |       4,937             -
                          |
     Net cash provided by (used for) financing
     activities           |
                   10,664 |        (144)       20,893
                          |
Cash flow effect of reorganization activities:
  Change in liabilities subject to compromise, net of
  non-cash transactions   |
                        - |      (1,921)       (2,635)

  Reorganization expenses |
                   (4,098)|      (3,516)      (12,217)
                          |
     Net cash used for reorganization activities
                   (4,098)|      (5,437)      (14,852)
                          |
     Net increase (decrease) in cash and cash equivalent
                      376 |      (6,973)        4,240
                          |
Cash and cash equivalents, beginning of period
                    1,420 |       8,393         4,162
                          |
Cash and cash equivalents, end of period
                   $1,796 |      $1,420        $8,402
                          |
Additional cash flow information:
  Cash paid for -         |
     Interest      $1,273 |      $1,028        $1,255
     Income taxes       - |           -             -

<FN1>
The accompanying notes to the consolidated financial statements are an integral part of these statements.

          VALUE MERCHANTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                    (Unaudited)
               (Dollars in thousands)
                    October 28, 1995


1.  Reorganization and Emergence from Chapter 11:

On December 13, 1993, Value Merchants, Inc. ("VMI") and its wholly-owned subsidiary, Everything's A Dollar, Inc. ("EAD" and with VMI collectively, the "Company") filed petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy
Court for the Eastern District of Wisconsin (the
"Court").

A substantial amount of liabilities are subject to settlement under the plan of reorganization agreed to by the Company's creditors and confirmed by the Court.
The Company filed its Plan of Reorganization (the
"Plan") with the Court on November 23, 1994. Various revision to this Plan were submitted to the Court and the Plan was ultimately approved by the Company's creditors, subsequently confirmed by the Court on June
15, 1995, and became effective on June 27, 1995.  The
Company accounted for the reorganization as of July 1, 1995.

The Plan called for the settlement of both VMI and EAD unsecured claims through the issuance of common stock representing 85% of the outstanding shares of the Company and payment of $2.0 million to unsecured creditors of VMI in June 2000. Under the Plan, certain secured creditors received new secured notes in the amount of $8.8 million payable over eight years. Tax claims of $4.5 million will be paid in full over four years. The Plan provided for payment of administrative expense claims such as ordinary course payables, wages and salaries, taxes, insurance and professional fees.
The Plan also provided that the participants in the Company's Debtor-in-possession revolving credit loan agreement received $4.9 million in cash, $5.3 million in principal amount of subordinated notes due June 1997 and 1998, and shares of common stock. Lastly, the Plan provided that the previously existing shareholders retained 5% ownership in the outstanding common stock of the reorganized company.

2.  Basis of Presentation:

The consolidated financial statements include the accounts of the Company and EAD. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has implemented the required accounting for entities emerging from Chapter 11 in accordance with the American Institute of Certified Public Accountants'
(AICPA) Statement of Position 90-7, "Financial
Reporting by Entities in Reorganization Under the
Bankruptcy Code" (SOP 90-7), and is reflecting the effects of such adoption in the July 1, 1995 "Fresh
Start" balance sheet included in the Company's Form 8-K as amended. Accordingly, the financial statements of the Company subsequent to July 1, 1995 are not comparable to any financial statements of the Company prior to July 1, 1995.

Notwithstanding the confirmation of the Plan, the Court continues to have jurisdiction to, among other things, resolve disputed pre-petition claims against the Company and resolve other matters that may arise in connection with or relate to the Plan.

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities in the normal course of business. The asset and liability carrying amounts do not purport to represent realizable of settlement values.

As shown in the accompanying consolidated financial statements, the Company has incurred losses from operations and experienced resulting cash flow deficiencies and liquidity constraints. These factors raise substantial doubt about the Company's ability to continue as a going concern. See Item 2, "Management's
Discussion and Analysis of Financial Condition and
Results of Operations" for further discussion on liquidity and capital resources.

3.  Description of Business:

The Company's operations included the purchase and sale of quality close-out merchandise and is sold through Company-owned retail stores under the name
"Everything's $1.00."

4.  Fiscal Year:

The Company's fiscal year ends on the Saturday closest
to January 31 and the fiscal year is identified
according the calendar year in which it begins.   Both
the third quarter and nine month periods for fiscal
1994 and 1995 consist of 13 weeks and 39 weeks respectively.

5.  Inventories:

The Company's inventories are comprised solely of salable merchandise and are stated at the lower of FIFO
(first in, first out) cost or market. Under the Company's inventory valuation method, cost includes certain direct warehouse expenses.

6.  Income (loss) per Share:

Income (loss) per share is computed using the weighted average number of common shares outstanding. There are no common equivalent shares subsequent to July 1, 1995 and no dilutive common share equivalents for the five month and nine month periods July 1, 1995 and October
29, 1994, respectively.

7.  Outstanding checks:

At October 28, 1995 and at January 28, 1995, $2,297 and
$1,327, respectively, of checks issued which had not yet cleared the Company's banks were included in accounts payable in the consolidated balance sheets.

8.  Reorganization Items:

Reorganization items relate to the Company's Chapter 11 proceedings and the related reorganization activities.
The total charge against earnings is comprised of the following:

          13 & 17 weeks  13 weeks  22 weeks  39 weeks
          ended          ended     ended     ended
          10/28/95       10/29/94  7/01/95   10/29/94

Write-off of
  nonrecoverable
  fixed assets

          -              -         1,219     -

Write-off of
  unamortized
  loan fees

          -              -         733       -

Write-off of
  deferred credits

          -              -         (3,985)   -

Professional fees
  and expenses
           -             2,206     1,450     4,423

Miscellaneous
  reorganization
  related expenses
  net of claim
  adjustments
           -             -         566       -

Professional fees
  discount (see
  note 11)
          (522)          -         -         -
          _____          _____     ____      _____
          (522)          2,206     (17)      4,423


9.   Extraordinary Gains:

Extraordinary gains include $6.0 million of forgiveness of debt and $107.4 million of forgiveness of unsecured claims as part of the Company's plan of reorganization.
The forgiveness of debt represents the debt disallowed as being in excess of the related collateral value.
The forgiveness of unsecured claims represents the amount of approved and remaining disputed claims in excess of the value of 3,600,000 shares of common stock issued to the unsecured creditors. The value of the common stock was established at $2.50 per share which represents the negotiated value between the Company and its senior lenders in connection with the settlement of certain short-term debt and approximates the average of the bid and ask price at the date the shares were issued.

10.   Income Taxes:

Effective January 31, 1993 the Company adopted
Statements of Financial Accounting Standards (SFAS) No.
109 "Accounting for Income Taxes." Under the liability method prescribed by SFAS 109, deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

The adoption of this statement did not have a material effect on the financial statements.

A valuation allowance has been established against the deferred tax assets due to uncertainties related to their realization. These uncertainties arise from significant losses in recent years and the substantial doubt that exists related to the Company's ability to continue as a going concern and thus, generate future taxable income.

As of January 28, 1995, the Company had available for federal income tax purposes operating losses in excess of $125,000 (N.O.L.'s) which are available to be applied against operating profits the Company may generate in future years. In addition, net operating losses are available for state income tax purposes in varying amounts in the majority of the states in which the Company operates. The Company also has alternative minimum tax (AMT) loss carryforwards in excess of $100,000 which, until fully utilized, will limit AMT to 2% of any future alternative minimum taxable income.
Based on the form and structure of the Plan of Reorganization it is anticipated that the N.O.L."s will be reduced approximately $44,000 related to the forgiveness of debt.

11.  Long-Term Debt:

On October 16, 1995, the Company's revolving credit facility agreement was amended to increase the maximum credit from $15 million to $20 million. In addition, the amounts available for borrowing increased from a range of 40% to 50% of eligible inventory to 55% of eligible inventory.

The Company also received proceeds of $1.5 million on October 16, 1995 increasing the secured subordinated notes payable from $12,260 to $13,760. These proceeds were used to pay certain Chapter 11 administrative professional fees after a negotiated discount of $522.
This discount was included in the accompanying income statements as a reorganization item.

The following is a summary of long-term debt at October
28, 1995:

                                   Effective
                                   Interest
Description:                       Rate      Amount

Revolving Credit Facility of
 $20,000 due October 28,  1997,
 interest rate at 14% on the
 first $5,000 and prime plus 2%
 on balances in excess of
 $5,000, secured by a first
 lien on substantially all
 assets except for a second
 lien on store fixtures and
 other equipment securing the
 equipment notes payable.          11.9%     $14,260


Subordinated Notes secured by
 a second lien on  substantially
 all assets except for a third
 lien on store fixtures and
 other equipment securing the
 equipment notes payable.  Two
 of the Subordinated Notes, in
 the aggregate principal amount
 of $4,760 due December 31, 1995
 (the "1995 Notes").  A third
 Subordinated Note, in the
 principal amount of $9,000 is
 due $500 on December 29, 1995,
 $1,000 on April 30, 1996, and
 $7,500 on June 26, 1998.          12.3%     13,760

Equipment notes payable, secured
 by store, warehouse and office
 fixtures and equipment, quarterly
 payments  commencing September
 29, 1995, interest only for the
 first year and principal and
 interest thereafter, sufficient
 to amortize principal through
 June 30, 2003, interest rate at
 G.E. commercial paper rate plus
 1-1/2%, adjusted first business
 day of each quarter.               7.2%      7,647

Obligation for tax claims
 secured by certain inventory
 and fixtures, principal and
 interest payable in four equal
 annual installments commencing
 June 27, 1996, with the last
 three installments payable in
 four quarterly payments.          10%          190

Obligation for tax claims,
 unsecured, principal and
 interest payable in four equal
 annual installments commencing
 June 26, 1996.                    10%        4,256

Obligation for claims of
 Unsecured Creditors of VMI, non-
 interest bearing due June 27,
 2000, less unamortized discount
 of $800.                          11%        1,200

Capital leases, $406 payable in
 36 equal monthly installments
 of principal and interest, $503
 payable on same terms as
 equipment notes payable, above.   7.2%         909


Subordinated Note payable to
 bank unsecured, $515 payable on
 December 31, 1995, $1,076
 payable on June 27, 1997,
 interest rate at prime rate
 plus 1%.                          9.8%       1,551

Other                              7.2%         165

Total long-term debt                         43,938
Less: Current maturities
 included in current liabilities             16,210
                                             _______
                                             $27,728


Payment of the Subordinated 1995 Notes (other than from the proceeds of a new debt or equity offering) are prohibited by the Subordination Agreement until December 31, 1996 unless the Revolving Credit Facility
Loan has been paid and terminated or has been purchased by the holder of the Subordinated Notes. Non-payment of these notes requires payment of a $100 standstill fee to the holder of the 1995 Notes. The Company does not anticipate making the required principal payments on the 1995 Notes in December 1995 and intends to pay the $100 standstill fee. Non-payment of the 1995 Notes on December 31 1995 will give the holders of the Subordinated Notes the right to increase interest rates to (i) prime plus 4% on $3,000 in principal amount of the Subordinated Notes, (ii) prime plus 8% on $1,760 in principal amount of the Subordinated Notes, (iii) prime plus 9% on $7,500 in principal amount of the Subordinated Notes, and (iv) prime plus 3% on $1,551 in principal amount of other Subordinated Notes, although
Subordination Agreements between the holder of the Subordinated Notes and the lender of the Revolving
Credit Facility prohibit payment of the increase in interest before December 31, 1996.

Amounts available for borrowing under the two-year
Revolving Credit Agreement entered into on June 27,
1995 are limited to a certain percentage of eligible inventory, as defined in the Revolving Credit
Agreement, net of certain seasonal and sales tax reserves. Non-payment of the 1995 Notes also provides the lender of the Revolving Credit Facility remedies, including accelerating the payment of outstanding principal and accrued interest and increasing the interest rate by 2% per annum. Accordingly, the amounts outstanding under the Revolving Credit
Agreement as of July 1, 1995 are included in current maturities of long-term debt. In addition, letters of credit of $2,200 were outstanding under the Credit
Facility as of October 28, 1995.

The $100 standstill fee was reflected in accrued liabilities as of July 1, 1995 and $4,760 of Subordinated Notes due December 31, 1995 are classified as long-term debt.


Following are maturities of long-term debt (including current maturities) for the current and future fiscal years:

1995 (Three months ending February 3, 1996)  $14,811
1996                                           6,432
1997                                           3,190
1998                                          11,246
1999                                           2,241
After 1999                                     6,018
                                             _______
                                             $43,938

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Liquidity and Capital Resources

On October 16, 1995 the Company's revolving credit facility agreement was amended to increase the maximum credit from $15 million to $20 million. In addition, the amounts available for borrowing increased from a range of 40% to 50% of eligible inventory to 55% of eligible inventory. Also, on October 16, 1995 the Company received proceeds of $1.5 million which increased its secured subordinated debt from $12,260 to $13,760. The proceeds were used to pay certain Chapter
11 administrative professional fees after a negotiated discount of $522. Both the $5 million increase in the revolving credit facility and the additional $1.5 million of subordinated notes bear interest at 14%.

As of October 28, 1995, the Company's borrowings under a two-year revolving credit facility were $14.3 million. In addition, the Company had at that date issued $2.2 million of stand-by letters of credit under this facility primarily for workers' compensation and general liability insurance and the Company is required to maintain a sales tax reserve against the credit facility of $500.

Payment of $4.76 million of Subordinated Notes due
December 31, 1995 (other than from the proceeds of a new debt or equity offering) are prohibited by the Subordination Agreement until December 31, 1996 unless the Revolving Credit Facility Loan has been paid and terminated or has been purchased by the holder of the Subordinated Notes. Non-payment of these Notes requires payment of a $100 standstill fee to the holder of the Notes. The Company does not anticipate making the required principal payments on these Notes in December 1995 and intends to pay the $100 standstill fee. Non-payment of the 1995 Notes on December 31,
1995 will give the holders of the Subordinated Notes the right to increase interest rates to (i) prime plus
4% on $3,000 in principal amount of the Subordinated
Notes, (ii) prime plus 8% on $1,760 in principal amount of the Subordinated Notes, (iii) prime plus 9% on $7,500 in principal amount of the Subordinated Notes, and (iv) prime plus 3% on $1,551 in principal amount of other Subordinated Notes, although Subordination
Agreements between the holder of the Subordinated Notes and the lender of the Revolving Credit Facility prohibit payment of the increase in interest before December 31, 1996. Non-payment of these Notes also provides the lender of the Revolving Credit Facility remedies, including accelerating the payment of outstanding principal and accrued interest and increasing the interest rate by 2% per annum.

As shown in the accompanying financial statement, the Company has incurred losses from operations and has experienced cash flow deficiencies and liquidity constraints. The Company currently anticipates additional capital requirements of approximately $7 to $12 million to fund its 1996 working capital including continued operating losses and payment of certain scheduled debt obligations of approximately $10.3 million. The Company intends to negotiate restructuring certain scheduled debt obligations, and/or seek additional capital to meet its 1996 liquidity needs.

If the Company is unsuccessful in deferring these obligations and/or obtaining additional capital, the Company would likely seek to sell all or substantially all of its store locations or seek relief pursuant to Federal Bankruptcy laws.


Results of Operations

The following table sets forth, for the fiscal periods indicated, certain items from the Company's income statement data expressed as a percentage of net sales.

                    Third Quarter Ended   Nine Months Ended
                    October 28 October 29 October 28 October 29
                    1995          1994       1995      1994
Net Sales               100.0%    100.0%    100.0%    100.0%

Cost of sales,
including warehouse
expenses                 61.3      61.5      61.1      60.6

Gross Profit             38.7      38.5      38.9      39.4

Selling and store
expenses                 45.0      43.6      47.1      44.1

General and
administrative
expenses                  7.5       7.5       9.1       8.7

Income (loss) from
operations              (13.8)    (12.6)     (17.3)    (13.4)

Reorganization items     (1.8)      5.6        (.7)      3.9

Interest expense, net     3.8       2.4        3.2       2.5

Income (loss) before
income taxed,
discontinued operations,
and extraordinary item  (15.8)    (20.6)     (19.8)    (19.8)

<FN1>
Nine Months Ended October 28, 1995 Compared to Nine Months Ended
October 29, 1994

Net sales for the nine months ended October 28, 1995 decreased by $33,585 or 29.5% compared to sales for the nine months ended October 29, 1994. This reflects a decrease in the number of stores from 268 in fiscal
1994 to 215 stores in fiscal 1995, as well as a decrease in comparable store sales of 13.9%. The decrease in the number of stores is a result of closing under performing stores. The decrease in comparable store sales is primarily due to more severe liquidity restraints in fiscal 1995 compared to fiscal 1994, resulting in a reduction in new merchandise flowing to the stores. Sales were also negatively impacted by overall lower customer traffic.

Gross profit margin decreased from 39.4% for the nine months ended October 29, 1994 to 38.9% for the nine months ended October 28, 1995. This decrease is attributable to slightly higher cost of merchandise due to a lower mix of import merchandise which carry higher margins than domestic merchandise, less use of discounts for inventory purchases for cash, and higher markdowns and shrink in 1995. These cost increases were partially offset by lower warehousing expenses.
The Company has implemented a "flow through" policy wherein merchandise received is immediately shipped to the stores thereby reducing warehouse labor costs and required warehouse space.

Selling and store expenses as a percentage of net sales increased to 47.1% for the nine months ended October
28, 1995 from 44.1% for the nine months ended October
29, 1994. This increase is entirely attributable to the decrease in comparable store sales of 13.9% for the nine months ended October 28, 1995. Selling and store expenses for comparable stores decreased by $2.1 million, from $39.9 million for the nine months ended
October 29, 1994 to $37.8 million for the nine months ended October 28, 1995 because of labor saving measures and lower variable costs due to lower sales. However, as a percentage of sales selling and store expenses for comparable stores increased from 43.2% for the nine months ended October 29, 1994 to 47.5% for the nine months ended October 28, 1995 reflecting the current low level of sales. The closing of under performing stores which carried a higher selling and store expenses as a percentage of sales than the comparable stores partially offset the percentage increase of the comparable stores.

General and administrative expenses decreased from $9.9 million for the nine months ended October 29, 1994 to $7.3 million for the nine months ended October 28, 1995. This decrease is due to the reduction in the size of business and primarily represents reductions in merchandising, operations management and central support staff. The increase in general and administrative expenses as a percentage of sales from 8.7% for the nine months ended October 29, 1994 to 9.1% for the nine months ended October 28, 1995 reflects the decrease in sales.

Interest expense decreased by $0.4 million from $2.9 million for the nine months ended October 29, 1994 to $2.5 million for the nine months ended October 28, 1995. The amounts for both nine month periods exclude interest on certain obligations for which interest ceased to accrue after filing for relief under Chapter
11 of the United States Bankruptcy Code. The decrease is due to lower borrowings under the Company's revolving credit facility as a result of the sale of the Toy operations in May 1994 and the closing of 217
Everything's $1.00 stores in 1994 and 1995 offset by interest expenses on pre-petition obligations settled through issuance of new long-term debt obligations as of June 27, 1995. In addition, the Bankruptcy Court approved the reduction in the interest rates for a portion of the working capital loan for the period of October 1, 1994 through April 30, 1995.

Reorganization items include $4.4 million for the nine months ended October 29, 1994 and $2.0 million for the nine months ended October 28, 1995 of professional fees and other items directly associated with the bankruptcy case. In addition, the amount for the nine months ended October 28, 1995 includes a net credit of $2.5 million representing "Fresh Start" accounting adjustments for the write-off of deferred credits of $3.9 million which were partially offset by the write-off of $1.2 million of nonrecoverable fixed assets and $0.7 million of unamortized loan fees, and a negotiated discount on Chapter 11 professional fees of $.5 million.

Income tax benefits have been recognized in prior periods to the extent that net operating losses could be carried back against prior year earnings and result in a refund. Any tax benefits recognized by the Company related to net operating losses in fiscal 1994 and fiscal 1995 have been fully reserved for with a valuation allowance due to uncertainties related to their realization. These uncertainties arise from significant losses in recent years, and the substantial doubt that exists related to the Company's ability to continue as a going concern and thus, generate future taxable income.

Extraordinary gains include $6.0 million of forgiveness of debt and $107.4 million of forgiveness of unsecured claims as part of the Company's plan of reorganization.
The forgiveness of debt represents the debt disallowed as being in excess of the related collateral value.
The forgiveness of unsecured claims represents the amount of approved and remaining disputed claims in excess of the value of 3,600,000 shares of common stock issued to the unsecured creditors. The value of the common stock was established at $2.50 per share which represents the negotiated value between the Company and its senior lenders in connection with the settlement of certain short-term debt and approximates the average of the bid and ask price at the date the shares were issued.

Three Months Ended October 28, 1995 Compared to Three
Months Ended October 29, 1994

Net sales for the three months ended October 28, 1995 decreased by $10,345 or 26.3% compared to sales for the three months ended October 29, 1994. This reflects a decrease in the number of stores from 268 in fiscal
1994 to 215 stores in fiscal 1995, as well as a decrease in comparable store sales of 10.9%. The decrease in the number of stores is a result of closing under performing stores. The decrease in comparable store sales is primarily due to overall lower customer traffic. In addition, comparable store sales for the first month of the quarter decreased 15.7%, reflecting the impact of more severe liquidity restraints in fiscal 1995 compared to fiscal 1994 prior to the establishment of the new revolving credit facility on June 27, 1995 resulting in a reduction in new merchandise flowing to the stores.

Gross profit margin increased from 38.5% for the three months ended October 29, 1994 to 38.7% for the three months ended October 28, 1995. This increase is attributable to lower markdowns, shrink, freight costs and warehouse costs in the third quarter of 1995 compared to the same period in 1995, offset by a higher cost of merchandise due to a lower mix of import merchandise which carry higher margins than domestic merchandise and less use of discounts for inventory purchases for cash.

Selling and store expenses as a percentage of net sales increased to 45.0% for the three months ended October
28, 1995 from 43.6% for the three months ended October
29, 1994. This increase is entirely attributable to the decrease in comparable store sales of 10.9% for the three months ended October 28, 1995. Selling and store expenses for comparable stores decreased by $.7 million, from $13.7 million for the three months ended
October 29, 1994 to $13.0 million for the three months ended October 28, 1995 because of labor saving measures and lower variable costs due to lower sales. However, as a percentage of sales, selling and store expenses increased from 43.3% for the three months ended October
29, 1994 to 46.2% for the three months ended October
28, 1995 reflecting the current low level of sales.
The closing of under performing stores which carried a higher selling and store expenses as a percentage of sales than the comparable stores partially offset the percentage increase of the comparable stores.

General and administrative expenses decreased from $2.9 million for the three months ended October 29, 1994 to $2.2 million for the three months ended October 28, 1995. This decrease is due to the reduction in the size of business and primarily represents reductions in merchandising, operations management and central support staff.

Interest expense increased by $0.2 million from $0.9 million for the three months ended October 29, 1994 to $1.1 million for the three months ended October 28, 1995. The amounts for the 1994 period exclude interest on certain obligations for which interest ceased to accrue after filing for relief under Chapter 11 of the United States Bankruptcy Code. The increase is due to interest expense on pre-petition obligations settled through issuance of new long term debt obligations as of June 27, 1995 offset by lower borrowings under the Company's revolving credit facility as a result of the sale of the Toy operations in May 1994 and the closing of 217 Everything's $1.00 stores in 1994 and 1995.

Reorganization items include a charge of $2.2 million for the three months ended October 29, 1994 for professional fees and other items directly associated with the bankruptcy case. The $.5 credit in reorganization items for the three months ended October
28, 1995 represents a negotiated discount on the Chapter 11 professional fees.


Seasonality

The Company's business is highly seasonal, reflecting increased consumer buying during the Christmas season.
The Company's quarterly retail sales, as a percentage of its annual retail sales, are lowest in the first quarter and highest in the fourth quarter. The first quarter revenues and operating profit or loss are lowest due to factors common to retailers: mall and store traffic is significantly lower during this period, while overhead costs of management and warehousing are generally fixed. The Company expects this historical pattern to continue.


Impact of New Accounting Standards

In November of 1992, the Financial Accounting Standards
Board issued statement No. 112, "Employers' Accounting for Postemployment Benefits," which requires companies to accrue the cost of certain postemployment costs during the service lives of employees. The Company does not anticipate that the adoption of this Statement will have a material effect on the Company's results of operations.

In May of 1993, the Financial Accounting Standards
Board issued statement No. 115, "Accounting for Certain
Investments in Debt and Equity Securities," which requires companies to value certain investments in debt and equity securities at their fair value. The Company does not anticipate that the adoption of this Statement will have a material effect of the Company's results of operations.

In October of 1994, the Financial Accounting Standards
Board issued statement No. 119, "Disclosures About
Derivative Financial Instruments and Fair Value of
Financial Instruments,"

which requires companies to disclose certain information regarding the amounts, nature and terms of any derivative financial instruments. The Company does not anticipate that the adoption of this Statement will have a material effect of the Company's results of operations.

Part II  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     a)   None

     b)   Reports on Form 8-K

     For the three months ended October 28, 1995, the Company filed the following reports on Form 8-K:

Date of report:     October 2, 1995

Item:               5 and 7

Description:        Letter of Intent from Secured
                    Subordinated Lender to the Company
                    dated October 2, 1995.

Date of report:     October 16, 1996

Item:               5 and 7

Description:        First Amended and Restated Loan
                    Agreement and Security Agreement
                    dated June 27, 1995 between
                    Everything's A Dollar, Inc. and
                    Congress Financial Corp. (Central);
                    First Amended and Restated
                    Guarantee and Waiver dated
                    June 27, 1995.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         VALUE MERCHANTS, INC.


Date: December 12, 1995  By_/s/ Steven J. Appel

                         Steven J. Appel,
                         Chairman of the Board and
                         Chief Executive Officer



Date: December 12, 1995  By_/s/ James L. Ford

                         James L. Ford,
                         Vice President and Chief
                         Financial Officer